Form 10-K
period 1996-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUSTS KEPCO 1988-K2
filed 1997-03-31
CIK 829677

			SECURITIES AND EXCHANGE COMMISSION
			      Washington, D.C. 20549
				____________________

	       x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
			THE SECURITIES EXCHANGE ACT OF 1934

		   For the fiscal year ended December 31, 1996

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

		   2201 Cooperative Way, Herndon, VA 20171-3025
		      (Address of principal executive offices)
	(Registrant's telephone number, including area code, is 703-709-6700)

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

	b) As of March 28, 1997 there was one holder of certificates representing ownership of the beneficial interest in the Trust.


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

			1.      Financial Statements
				Report of Independent Public Accountants
				Statement of Assets and Liabilities as of
					December 31, 1996 and 1995
				Statement of Income and Expenses, for the
				Years Ended December 31, 1996, 1995 and 1994
				Statement of Cash Flows, for the Years Ended
					December 31, 1996, 1995 and 1994
				Notes to Financial Statements

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

				10.1            Loan Agreement (incorporated
						by reference to Exhibit 10.1
						to Registration Statement on
						Form S-1 [No. 33-16789]).

				10.2            Loan Guarantee and Servicing
						Agreement (incorporated by
						reference to Exhibit 10.2 to
						Registration Statement on
						Form S-1 [No. 33-16789]).

		b)      Form 8-K dated December 17, 1996.
			Semi-annual Report to Certificateholders dated
			December 15, 1996.

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

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 28th day of March, 1997.


	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) 1988 K-2

			By:     NATIONAL RURAL UTILITIES COOPERATIVE
				FINANCE CORPORATION as Servicer

				By:    /S/ Sheldon C. Petersen
					Sheldon C. Petersen, Governor and
					  Chief Executive Officer

		      RURAL ELECTRIC COOPERATIVE GRANTOR
			     TRUST (KEPCO) 1988-K2


	     FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995,
	    AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
			TOGETHER WITH AUDITORS' REPORT

	Report of Independent Public Accountants



To the Trustee of
Rural Electric Cooperative Grantor Trust
	(Kepco) 1988-K2, and

To the Board of Directors of
National Rural Utilities Cooperative
	Finance Corporation:


We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (Kepco) 1988-K2 as of December 31, 1996 and 1995, and the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (Kepco) 1988-K2 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



March 24, 1997
Washington, D. C.

       RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) 1988-K2

		  STATEMENTS OF ASSETS AND LIABILITIES

		     AS OF DECEMBER 31, 1996 AND 1995

    _____________________________________________________________________


				   1996                   1995

ASSETS

Interest Receivable               $386,132              $386,132

Note Receivable                 51,340,000            51,340,000

     Total Assets              $51,726,132           $51,726,132





LIABILITIES

Interest Payable-
Grantor Trust Certificates        $374,654              $374,654

Servicer Fees Payable               11,478                11,478

Rural Electric Cooperative
  Grantor Trust Certificates    51,340,000            51,340,000

     Total Liabilities         $51,726,132           $51,726,132











	      The accompanying notes are an integral part
		      of these financial statements

	  RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) 1988-K2

		     STATEMENTS OF INCOME AND EXPENSES

	   FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

    _____________________________________________________________________



				      1996          1995            1994
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

















		The accompanying notes are an integral part
		     of these financial statements

	 RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) 1988-K2

			   STATEMENTS OF CASH FLOWS

	    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

   _____________________________________________________________________

				 1996            1995             1994
CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Interest received on
    note receivable            $ 5,148,427     $ 5,148,427      $ 5,148,427
  Interest paid to
    Certificateholders          (4,995,382)     (4,995,382)     (4,995,382)
  Fees paid to Servicer          (153,045)       (153,045)        (153,045)

     Net cash provided by
       operating activities             -               -                -


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from principal
    payment on note                     -               -                -

    Net cash provided from
     investing activities               -               -                -


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment to
    Certificateholders                  -               -                -
    Net cash used in
     financing activities               -               -                -

NET CHANGE IN CASH                      -               -                -

CASH, beginning of year                 -               -                -

CASH, end of year              $        -      $        -        $       -

ACCRUAL TO CASH BASIS RECONCILIATION:
  Accrual basis income         $        -      $        -        $       -
  Change in accrual accounts:
   Decrease in interest
    receivable                          -               -                -
   Decrease in interest
   payable                             -               -                 -
   Decrease in servicer
    fees payable                        -               -                -

     Total change in
      accrual accounts                  -               -                -

Net cash provided by
   operating activities        $        -        $       -        $      -

		     The accompanying notes are an integral part
			    of these financial statements

	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) 1988-K2

	NOTES TO FINANCIAL STATEMENTS

	AS OF DECEMBER 31, 1996, 1995 AND 1994


1.      ORGANIZATION AND OPERATIONS

	Rural Electric Cooperative Grantor Trust (Kepco) 1988-K2 (the "Trust") was formed under a Trust Agreement dated February 15, 1988 among National Rural Utilities Cooperative Finance Corporation ("CFC"), Kansas Electric Power Cooperative, Inc. (the "Cooperative")
	and The First National Bank of Chicago (the "Trustee").   On that
	date, CFC made a loan to the Cooperative which issued a note (the "Note"), evidencing the borrowing, to the Trust. The Trust issued to CFC Rural Electric Cooperative Grantor Trust (Kepco) 9.73% Certificates Due 2017 (the "Certificates") in the amount of
	$51,340,000.   The Certificates are solely the obligations of the
	Trust and are not insured or guaranteed by CFC, the Cooperative,
	the Trustee, the Rural Utilities Service ("RUS") of the United States Department of Agriculture ("USDA") nor any other governmental agency. Each Certificate represents an undivided fractional interest in the Trust. CFC is the depositor of the Trust and acts
	as Servicer of the Note.   CFC filed, on behalf of the Trust,
	a Registration Statement on Form S-1 (Registration No. 33-16789) which became effective on February 17, 1988, and CFC resold the Certificates thereunder.

	The assets of the Trust consist primarily of the Note, bearing interest at 10.03% and maturing 2017, which is guaranteed (the "Guarantee") as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The amounts of principal and interest payments on the Note held by the Trust are sufficient to cover the scheduled principal and interest payments on the Certificates issued by the Trust and the scheduled amounts of servicer fees. The General Counsel of the USDA has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America.

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


3.      INTEREST AND SERVICER FEE ACCOUNTING

 The Trust records interest income as it is earned and accrues interest
 expense and servicer fees as they are incurred.   Servicer fees represent
 ten basis points of the outstanding principal balance of the Certificates and the Note and recognition of conversion fees over the life of the loan.



4.      FAIR VALUE OF FINANCIAL INSTRUMENTS

	Use Of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Trust. With regards to the fair values below, actual amounts could differ from these estimates.

	The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 1996 and 1995, along with other valuation methodologies which are summarized below. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 1996 and 1995.

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


Rural Electric Cooperative Grantor Trust Certificates

The fair value of the Certificates is estimated using quoted market prices for similar notes over the same remaining maturities.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 1996 and 1995, are as follows:

					   1996                            1995
				 Carrying          Fair          Carrying         Fair
				  Value           Value           Value           Value
Assets:
Interest Receivable                386,132         386,132         386,132         386,132
Note Receivable                 51,340,000      66,299,992      51,340,000      70,623,516

Liabilities:
Interest Payable - Grantor
Trust Certificates                 374,654         374,654         374,654         374,654
Servicer Fees Payable               11,478          11,478          11,478          11,478
Rural Electric Cooperative
  Grantor Trust Certificates    51,340,000      66,660,435      51,340,000      71,115,464

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

<END>